Form 10QSB
period 2004-12-31
ZYLORAIN INC.
filed 2005-02-14
CIK 1305725

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934


                        Commission file number 000-51067

                                 ZYLORAIN, INC.
                 (Name of Small Business Issuer in its Charter)


            Nevada                                      14-1914688
   (State or other jurisdiction of                     (I.R.S. Employer
    Incorporation or organization)                      Identification No.)


                  1905 Juarez Lane, Redding, California, 96003
                     (Address of Principal Executive Office)

                                 (530) 356-8198
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check One):  Yes [ ] No [X]

                                TABLE OF CONTENTS



Part I - Financial Information

         Item 1   Financial Statements                                         3

         Item 2   Management's Discussion and Analysis or Plan of Operation    9

         Item 3   Controls and Procedures                                      9

Part II - Other Information

         Item 1   Legal Proceedings                                           10

         Item 2   Changes in Securities                                       10

         Item 3   Defaults Upon Senior Securities                             10

         Item 4   Submission of Matters to a Vote of Security Holders         10

         Item 5   Other Information                                           10

         Item 6   Exhibits and Reports on Form 8-K                            10

Signatures                                                                    11

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

                                 ZYLORAIN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
                AS OF AND FOR THE PERIOD FROM SEPTEMBER 30, 2004
                            THROUGH DECEMBER 31, 2004
                                   (UNAUDITED)



                                Table of Contents


                                                                       Page
                                                                       ----

BALANCE SHEET AS OF DECEMBER 31, 2004                                   4

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004                            5

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004                            6

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD FROM SEPTEMBER 30, 2004
THROUGH DECEMBER 31, 2004                                               7


                                 ZYLORAIN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                      BALANCE SHEET AS OF DECEMBER 31, 2004
                      -------------------------------------
                                   (UNAUDITED)

ASSETS
------

CURRENT ASSETS
  Cash in Bank                                         $ 1,086
                                                       -------

TOTAL CURRENT ASSETS                                     1,086
                                                       -------

FURNITURE & FIXTURES                                       -0-
                                                       -------

OTHER ASSETS

TOTAL ASSETS                                           $ 1,086
                                                       =======


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES                                    $   -0-
                                                       -------

TOTAL LIABILITIES                                          -0-
                                                       =======


STOCKHOLDER'S EQUITY
Paid in capital                                          1,500
Common stock, $0.001 par value,
 75,000,000 shares authorized;
 1,000,000 shares issued and outstanding                 1,000
 as of December 31, 2004
 Retained Earnings (Deficit) accumulated
 during development stage                               (1,414)
                                                       -------

   TOTAL STOCKHOLDER'S EQUITY                            1,086
                                                       -------

TOTAL LIABILITIES
AND STOCKHOLDER'S EQUITY                               $ 1,086
                                                       =======



              The accompanying notes are an integral part of these
                              financial statements


                                 ZYLORAIN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                  --------------------------------------------
                                   (UNAUDITED)


INCOME
------
         Income                              $         0
                                             -----------

TOTAL INCOME                                 $         0
                                             -----------


EXPENSES
--------

         Bank Charges                        $        23
                                             -----------
         Professional Services               $     1,373
                                             -----------

TOTAL EXPENSES                               $     1,396
                                             -----------

Net Income (Loss)                            $    (1,396)
                                             ===========


NET INCOME (LOSS)
PER SHARE                                    $   (0.0014)
                                             -----------


Weighted average number of
Common shares outstanding                      1,000,000











              The accompanying notes are an integral part of these
                              financial statements


                                 ZYLORAIN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                  --------------------------------------------
                                   (UNAUDITED)




CASH FLOWS FROM
OPERATING ACTIVITIES:
  Cash disbursed for operating
  activities                                        $ 1,396
                                                    -------

  Net cash flow provided by (used in)
  operating activities                              $(1,396)
                                                    -------

CASH FLOWS FROM
INVESTING ACTIVITIES:                               $     0
                                                    -------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from issuance of stock                   $     0
                                                    -------
  Proceeds from paid in capital                     $     0
                                                    -------
  Net cash flow provided by
  Financing activities                              $     0
                                                    -------

NET INCREASE
(DECREASE) IN CASH                                  $(1,396)
                                                    -------

BEGINNING OF PERIOD
  Cash and cash equivalents                         $ 2,482
                                                    -------

END OF PERIOD
  Cash and cash equivalents                         $ 1,086
                                                    -------









              The accompanying notes are an integral part of these
                              financial statements

                                 ZYLORAIN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     FOR THE PERIOD FROM SEPTEMBER 30, 2004
                     --------------------------------------
                            THROUGH DECEMBER 31, 2004
                            -------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Zylorain, Inc. was incorporated under the laws of the State of Nevada on August 27, 2004. Since its inception, the Company has been in the development stage and has conducted no business. The Company's only activities to date have been: (i) the initial issuance of common stock and organizational efforts; and (ii) the registration of the Company under the Securities Exchange Act of 1934 as a reporting company.

At the organization of the Company, 75,000,000 $0.001 par value, common shares were authorized, and 1,000,000 shares were issued and outstanding.

The company adopted the provisions of the Financial Accounting Standards Board Statement Number 95 "Statement of Cash Flow".

Cash and Cash Equivalents - Cash and cash equivalents consist of cash, bank deposits and temporary cash investments with a maturity of three months or less when purchased.

Other Securities - Other securities consist of marketable securities stated at cost which approximates market.

Inventories - Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

Other Assets - Other assets include goodwill, patents, other intangibles and other noncurrent assets. Goodwill is generally amortized on a straight-line basis over 10 years. Other items are amortized on a straight-line basis over their estimated economic lives.

                                 ZYLORAIN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     FOR THE PERIOD FROM SEPTEMBER 30, 2004
                     --------------------------------------
                            THROUGH DECEMBER 31, 2004
                            -------------------------


Use of Estimates - the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Depreciation - Depreciation of property, plant and equipment is generally computed on a straight-line basis over the estimated useful lives of these assets. Furniture and equipment are recorded at cost and depreciated over five to seven years.

Fair Value of Financial Statements - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of December 31, 2004. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Revenue Recognition - Revenue from product sales is recognized at the time the sale is made on an accrual basis.

Income Taxes and Other Matters - The year-end of the Company is September 30th for both book and tax purposes. There is no deferred tax.

Related Party Transactions - The Company's sole shareholder is also the President, Chief Financial Officer and Secretary, and its sole director.

The Company currently uses the offices of its shareholder, officer and director as its principal place of business at no cost to the Company.

Item 2. Management's Discussion And Analysis Of Financial Conditions And Results Of Operations

     Plan of Operation

     The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. To date the Company has no particular acquisition in mind and has not entered into any agreement regarding such merger or acquisition.

     Results of Operations

     The Company was incorporated on August 27, 2004, and has had no operations to date other than filing a registration statement on Form 10-SB with the Securities & Exchange Commission. The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has no commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

     Costs and Expenses

     The Company had no income, and recorded a net loss of $1,396 for the three months ended January 31, 2004, and a net loss of $1,414 since its inception on August 27, 2004. These losses were due almost entirely to expenses in connection with the Company's reporting obligations as a reporting company under the Securities Exchange Act of 1934.

     Liquidity And Capital Resources

     As of December 31, 2004, the Company had total assets of $1,086, all in the form of cash. As of December 31, 2004, the Company had 1,000,000 shares of common stock outstanding, with total shareholder equity of $1,086, or $0.0011 per share.

Item 3.  Controls and Procedures.

     Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principal financial officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description

3.1*              Articles of Incorporation
3.2*              Bylaws

31.1              Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

32.1              Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

*Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on December 9, 2004.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the reporting period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ZYLORAIN, INC.,
                                     A Nevada Corporation



                                     By:  /S/ William F. Webster
                                        ------------------------
                                              William F. Webster, President

                                              Date:  February 14, 2005