Form 10QSB
period 2005-03-31
ZYLORAIN INC.
filed 2005-05-16
CIK 1305725

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES ACT OF 1934

Commission file number 000-51067

ZYLORAIN, INC.

(Name of Small Business Issuer in its Charter)

Nevada	14-1914688
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1905 Juarez Lane, Redding, California, 96003

(Address of Principal Executive Office)

(530) 356-8198

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TABLE OF CONTENTS

Part I - Financial Information

Item 1	Financial Statements	3

Item 2	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Controls and Procedures	9

Part II - Other Information

Item 1	Legal Proceedings	10

Item 2	Changes in Securities	10

Item 3	Defaults Upon Senior Securities	10

Item 4	Submission of Matters to a Vote of Security Holders	10

Item 5	Other Information	10

Item 6	Exhibits and Reports on Form 8-K	10

Signatures	11

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

FINANCIAL STATEMENTS

AS OF AND FOR THE PERIOD FROM JANUARY 1, 2005

THROUGH MARCH 31, 2005

(UNAUDITED)

Table of Contents

Page

BALANCE SHEET AS OF MARCH 31, 2005	4

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005	5

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005	6

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE PERIOD FROM JANUARY 1, 2005

THROUGH MARCH 31, 2005	7

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET AS OF MARCH 31, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash in Bank	$190

TOTAL CURRENT ASSETS	190

FURNITURE & FIXTURES	-0-

OTHER ASSETS

TOTAL ASSETS	$190

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES	$-0-

TOTAL LIABILITIES	-0-

STOCKHOLDER’S EQUITY
Paid in capital	1,500
Common stock, $0.001 par value,
75,000,000 shares authorized;
1,000,000 shares issued and outstanding	1,000
as of December 31, 2004
Retained Earnings (Deficit) accumulated
during development stage	(2,310)

TOTAL STOCKHOLDER’S EQUITY	190

TOTAL LIABILITIES	$190
AND STOCKHOLDER’S EQUITY

The accompanying notes are an integral part of these

financial statements

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

INCOME

Income		$0

TOTAL INCOME		$0

EXPENSES

Bank Charges		$23
Professional Services		$873

TOTAL EXPENSES		$896

Net Income (Loss)	$	(896)

NET INCOME (LOSS)
PER SHARE		$(0.0014)

Weighted average number of
Common shares outstanding		1,000,000

The accompanying notes are an integral part of these

financial statements

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

CASH FLOWS FROM
OPERATING ACTIVITIES:
Cash disbursed for operating
activities	$896

Net cash flow provided by (used in)
operating activities	$(896)

CASH FLOWS FROM
INVESTING ACTIVITIES:	$0

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from issuance of stock	$0
Proceeds from paid in capital	$0
Net cash flow provided by
Financing activities	$0

NET INCREASE
(DECREASE) IN CASH	$(896)

BEGINNING OF PERIOD
Cash and cash equivalents	$1,086

END OF PERIOD
Cash and cash equivalents	$190

The accompanying notes are an integral part of these

financial statements

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2005

THROUGH MARCH 31, 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Zylorain, Inc. was incorporated under the laws of the State of Nevada on August 27, 2004. Since its inception, the Company has been in the development stage and has conducted no business. The Company’s only activities to date have been: (i) the initial issuance of common stock and organizational efforts; and (ii) the registration of the Company under the Securities Exchange Act of 1934 as a reporting company.

At the organization of the Company, 75,000,000 $0.001 par value, common shares were authorized, and 1,000,000 shares were issued and outstanding.

The company adopted the provisions of the Financial Accounting Standards Board Statement Number 95 “Statement of Cash Flow”.

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

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2005

THROUGH MARCH 31, 2005

Use of Estimates – the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Depreciation - Depreciation of property, plant and equipment is generally computed on a straight-line basis over the estimated useful lives of these assets. Furniture and equipment are recorded at cost and depreciated over five to seven years.

Fair Value of Financial Statements - The Company’s financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of December 31, 2004. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Revenue Recognition - Revenue from product sales is recognized at the time the sale is made on an accrual basis.

Income Taxes and Other Matters – The year-end of the Company is September 30th for both book and tax purposes. There is no deferred tax.

Related Party Transactions - The Company’s sole shareholder is also the President, Chief Financial Officer and Secretary, and its sole director.

The Company currently uses the offices of its shareholder, officer and director as its principal place of business at no cost to the Company.

Item 2.              Management’s Discussion And Analysis Of Financial Conditions And Results Of Operations

Plan of Operation

The Company’s purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. To date the Company has no particular acquisition in mind and has not entered into any agreement regarding such merger or acquisition.

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

Costs and Expenses

The Company had no income, and recorded a net loss of $896 for the three months ended March 31, 2005, and a net loss of $2,310 since its inception on August 27, 2004. These losses were due almost entirely to expenses in connection with the Company’s reporting obligations as a reporting company under the Securities Exchange Act of 1934.

Liquidity And Capital Resources

As of March 31, 2005, the Company had total assets of $190, all in the form of cash. As of March 31, 2005, the Company had 1,000,000 shares of common stock outstanding, with total shareholder equity of $190, or $0.00019 per share.

Item 3. Controls and Procedures.

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principal financial officer believes the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

*Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on December 9, 2004.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the reporting period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYLORAIN, INC.,
A Nevada Corporation

By:___/S/ William F. Webster_________
William F. Webster, President

Date:	May 15, 2005