Form 10QSB
period 2005-06-30
ZYLORAIN INC.
filed 2005-08-19
CIK 1305725

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

FINANCIAL STATEMENTS

AS OF AND FOR THE PERIOD FROM OCTOBER 1, 2004

THROUGH JUNE 30, 2005

(UNAUDITED)

Table of Contents

Page

BALANCE SHEET AS OF JUNE 30, 2005	4

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND THE NINE MONTHS

ENDED JUNE 30, 2005	5

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS AND THE NINE MONTHS

ENDED JUNE 30, 2005	6

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE PERIOD FROM OCTOBER 1, 2004

THROUGH JUNE 30, 2005	7

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET AS OF JUNE 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash in Bank	$168

TOTAL CURRENT ASSETS	168

FURNITURE & FIXTURES	-0-

OTHER ASSETS

TOTAL ASSETS	$168

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES	$-0-

TOTAL LIABILITIES	-0-

STOCKHOLDER’S EQUITY
Paid in capital 1,500
Common stock, $0.001 par value,
75,000,000 shares authorized;
1,000,000 shares issued and outstanding	1,000
as of December 31, 2004
Retained Earnings (Deficit) accumulated
during development stage	(2,332)

TOTAL STOCKHOLDER’S EQUITY	168

TOTAL LIABILITIES
AND STOCKHOLDER’S EQUITY	$168

The accompanying notes are an integral part of these

financial statements

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

INCOME

Income	$0	$0

TOTAL INCOME	$0	$0

EXPENSES

Bank Charges	$22	$68
Professional Services	$0	$2,246

TOTAL EXPENSES	$22	$2,314

Net Income (Loss)	$(22)	$(2,314)

NET INCOME (LOSS)
PER SHARE	$(0.000022)	$(0.0023)

Weighted average number of
Common shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these

financial statements

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

CASH FLOWS FROM
OPERATING ACTIVITIES:
Cash disbursed for operating
activities	$22	$2,314

Net cash flow provided by (used in)
operating activities	$(22)	$(2,314)

CASH FLOWS FROM
INVESTING ACTIVITIES:	$0	$0

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from issuance of stock	$0	$0
Proceeds from paid in capital	$0	$0
Net cash flow provided by
Financing activities	$0	$0

NET INCREASE
(DECREASE) IN CASH	$(22)	$(2,314)

BEGINNING OF PERIOD
Cash and cash equivalents	$190	$2,482

END OF PERIOD
Cash and cash equivalents	$168	$168

The accompanying notes are an integral part of these

financial statements

ZYLORAIN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM OCTOBER 1, 2004

THROUGH JUNE 30, 2005

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

FOR THE PERIOD FROM OCTOBER 1, 2004

THROUGH JUNE 30, 2005

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

Costs and Expenses

The Company had no income, and recorded a net loss of $22 for the three months ended June 30, 2005, and a net loss of $2,332 since its inception on August 27, 2004. These losses were due almost entirely to expenses in connection with the Company’s reporting obligations as a reporting company under the Securities Exchange Act of 1934.

Liquidity And Capital Resources

As of June 30, 2005, the Company had total assets of $168, all in the form of cash. As of June 30, 2005, the Company had 1,000,000 shares of common stock outstanding, with total shareholder equity of $168, or $0.00017 per share.

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

ZYLORAIN, INC.,
A Nevada Corporation

By:___/S/ William F. Webster_________
William F. Webster, President

Date:	August 18, 2005